Form 10-K
period 2008-12-31
Nelnet Student Loan Trust 2008-2
filed 2009-03-31
CIK 1430115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............. to ..............

Commission file number 333-144431-02

NELNET STUDENT LOAN TRUST 2008-2

Issuing Entity

(Exact name of issuing entity as specified in its charter)

NELNET STUDENT LOAN FUNDING, LLC

Depositor

(Exact name of depositor as specified in its charter)

NELNET, INC.

Sponsor

(Exact name of sponsor as specified in its charter)

Delaware	26-6380401

Nevada	75-2997993

Nebraska	84-0748903

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

121 South 13th Street, Suite 201
Lincoln, Nebraska	68508
(Address of principal executive offices)	(Zip Code)

(402) 458-2370

(Depositor's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes__ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None

                            TABLE OF CONTENTS

Page

             PART I

Item 1.	Business	1
Item 1A.	Risk Factors	1
Item 1B.	Unresolved Staff Comments	1
Item 2.	Properties	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	1

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities	1
Item 6.	Selected Financial Data	1
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations	1
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	1
Item 8.	Financial Statements and Supplementary Data	1
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	2
Item 9A.	Controls and Procedures	2
Item 9A(T).	Controls and Procedures	2
Item 9B.	Other Information	2

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	2
Item 11.	Executive Compensation	2
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	2
Item 13.	Certain Relationships and Related Transactions, and Director Independence	2
Item 14.	Principal Accounting Fees and Services	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules	3

Additional Disclosure Required by Regulation AB		4

Signatures		5

PART I

ITEM 1. BUSINESS.

Omitted

ITEM 1A. RISK FACTORS.

Omitted

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The issuing entity has no unresolved comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES.

Omitted

ITEM 3. LEGAL PROCEEDINGS.

Omitted

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Omitted

ITEM 6. SELECTED FINANCIAL DATA.

Omitted

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted

1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Omitted

ITEM 9A. CONTROLS AND PROCEDURES.

Omitted

ITEM 9A(T). CONTROLS AND PROCEDURES.

Omitted

ITEM 9B. OTHER INFORMATION.

During the period from the last required distribution report on Form 10-D, no information was required to be disclosed in a report on Form 8-K, that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Omitted

ITEM 11. EXECUTIVE COMPENSATION.

Omitted

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Omitted

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following documents are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
4.1

Indenture of Trust by and between Nelnet Student Loan Trust 2008-2 and Zions First National Bank, dated as of April 1, 2008, incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

4.2

Trust Agreement by and between Nelnet Student Loan Funding, LLC and M&T Trust Company of Delaware, as Delaware trustee, dated as of March 18, 2008, incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

31.1	Rule 15d – 14(d) Certification

33.1	Management’s Assessment of Compliance with Regulation AB Servicing Criteria (National Education Loan Network, Inc.)

33.2	Management’s Assessment of Compliance with Regulation AB Servicing Criteria (Nelnet, Inc.)

34.1	Report of Independent Registered Public Accounting Firm (National Education Loan Network, Inc.)

34.2	Report of Independent Registered Public Accounting Firm (Nelnet, Inc.)

35.1	Annual Statement of Compliance – Officer’s Certificate of the Servicer (National Education Loan Network, Inc.)

35.2	Annual Statement of Compliance – Officer’s Certificate of the Servicer (Nelnet, Inc.)

35.3	Annual Statement of Compliance – Officer’s Certificate of the Administrator (National Education Loan Network, Inc.)

99.1

Loan Purchase Agreement by and between Nelnet Student Loan Trust 2008-2, acting by and through Zions First National Bank as eligible lender trustee, and Nelnet Student Loan Funding, LLC, acting by and through Zions First National Bank as eligible lender trustee, dated as of April 1, 2008, incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

99.2

Master Servicing Agreement by and among National Education Loan Network, Inc., Nelnet Student Loan Trust 2008-2 and Nelnet Student Loan Funding, LLC, dated as of April 1, 2008, incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

99.3

Subservicing Agreement dated as of April 1, 2008, between National Education Loan Network, Inc. and Nelnet, Inc., incorporated by reference to Exhibit 99.3 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

99.4

Administration Agreement among Nelnet Student Loan Trust 2008-2, M&T Trust Company of Delaware, as Delaware trustee, Zions First National Bank, as indenture trustee, and National Education Loan Network, Inc., dated as of April 1, 2008, incorporated by reference to Exhibit 99.4 to the current report on Form 8-K of the registrant filed with the Commission on April 9, 2008.

3

Additional Disclosure Required by Regulation AB.

The following are additional disclosure items required of asset-backed issuers by Regulation AB.

Item 1112(b).	Significant Obligor Financial Information.

Not applicable

Item 1114(b)(2). Significant Enhancement Provider Information.

Not applicable

Item 1115(b). Derivative Product Counterparties.

Not applicable

Item 1117. Legal Proceedings.

The depositor is unaware of any legal proceedings involving the issuing entity.

Item 1119. Affiliates and Certain Relationships and Related Transactions.

Information related to affiliates of the issuing entity and certain relationships and related transactions is provided in the sections “Nelnet Student Loan Trust 2008-2” and “The Student Loan Operations of Nelnet Student Loan Trust 2008-2” in the prospectus supplement and in the section “The Sponsor, the Depositor, and the Master Servicer and Administrator” in the prospectus dated March 19, 2008, previously filed with the SEC on April 2, 2008 pursuant to Securities Act Rule 424, File Number 333-144431-02.

Item 1122. Compliance with Applicable Servicing Criteria.

There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123. Servicer Compliance Statement.

A Servicer Compliance Statement for each of National Education Loan Network, Inc. as master servicer and administrator and Nelnet, Inc. as subservicer is included as an exhibit to this Report.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

                                                                                                  NELNET STUDENT LOAN FUNDING, LLC, as depositor

                                                                                                  By: Nelnet Student Loan Funding Management

                                                                                                  Corporation, as Manager and Special Member

By: /s/ TERRY J.HEIMES
Terry J. Heimes, Vice President

 5